Form 10-K
period 2010-07-31
MAXCONCEPT INTERNATIONAL HOLDINGS, INC
filed 2010-11-12
CIK 1445192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☑ No ☐

State issuer's revenues for its most recent fiscal year: None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2010:  100,000 shares of Common Stock.

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

(b) Holders.

As of November 1, 2010, there was one record holder of an aggregate of 100,000 shares of the Common Stock issued and outstanding.

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

Item 8.    Financial Statements.

MAXCONCEPT INTERNATIONAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
JULY 31, 2010

CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firm	7

Financial Statements:

Balance Sheet - As of July 31, 2010	8

Statement of Operations - For the year from August 1, 2009 to July 31, 2010	9

Statement of Changes in Stockholder’s Deficit - For the year from August 1, 2009 to July 31, 2010	10

Statement of Cash Flows - For the year from August 1, 2009 to July 31, 2010	10

Notes to Financial Statements	12-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maxconcept International Holdings, Inc.

We have audited the accompanying balance sheet of Maxconcept International Holdings, Inc. (the “Company”) as of July 31, 2010 and the related statement of operations, changes in shareholder’s deficit and cash flow for year ended July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2010, and the results of its operations and its cash flows for the year ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants
Hong Kong
October 27, 2010

Maxconcept International Holdings, Inc.
 (A Development Stage Company)
Balance Sheets

	July 31, 2010	July 31, 2009

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$(4,023)	$(2,373)
Loan payable – related party	(24,231)	(22,009)
	(28,254)	(24,382)

Stockholder’s Deficit:
Preferred stock ( $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ( $0.00001 par value, 500,000,000 shares authorized, 100,000 shares issued and outstanding)	1	1
Deficit accumulated during development stage	(28,255)	(24,383)

Total Stockholder’s Deficit	(28,254)	(24,382)

Total Liabilities and Stockholder’s Deficit	$-	$-

See accompanying notes to financial statements

Maxconcept International Holdings, Inc.
 (A Development Stage Company)
Statements of Operations

	From August 1, 2009 to July 31, 2010	From August 1, 2008 to July 31, 2009

Operating expenses
General administrative expenses	$(3,872)	$(10,582)
Total operating expenses	(3,872)	(10,582)

Net loss	(3,872)	(10,582)

Net loss per share – basic and diluted	0.04	0.11

Weighted average number of shares outstanding
during the period – basic and diluted	100,000	100,000

See accompanying notes to financial statements

Maxconcept International Holdings, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Deficit
For the year ended July 31, 2010

	Common Stock		Deficit Accumulated	Total
	Shares	Amount	during Development Stage	Stockholder's Deficit

Balance July 31, 2008	100,000	$1	$(13,801)	$(13,800)

Net loss for the year	-	-	(10,582)	(10,582)

Balance July 31, 2009	100,000	$1	$(24,383)	$(24,382)

Net loss for the year	-	-	(3,872)	(3,872)

Balance July 31, 2010	100,000	$1	$(28,255)	$(28,254)

See accompanying notes to financial statements

Maxconcept International Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows

	From August 1, 2009 To July 31, 2010	From August 1, 2008 To July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,872)	$(10,582)
Changes in operating assets and liabilities:
Increase /(decrease) in accounts payable	1,650	(3,878)
Net Cash Used In Operating Activities	(2,222)	(14,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	2,222	14,460
Net Cash Provided By Financing Activities	2,222	14,460

Net Increase in Cash	-	-

Cash - Beginning of Year	-	-

Cash - End of Year	$-	$-

See accompanying notes to financial statements

Maxconcept International Holdings, Inc.
 (A Development Stage Company)
Notes to Financial Statements
July 31, 2010

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At July 31, 2010, there were no balances that exceeded the federally insured limit.

Earnings per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At July 31, 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been be anti-dilutive due to the Company’s net loss.

Maxconcept International Holdings, Inc.
 (A Development Stage Company)
Notes to Financial Statements
July 31, 2010

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

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During the year from date of incorporation until July 31, 2010, the Company only operated in one segment; therefore, segment information has not been presented.

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

Maxconcept International Holdings, Inc.
 (A Development Stage Company)
Notes to Financial Statements
July 31, 2010

We adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At July 31, 2010, we did not record any liabilities for uncertain tax position.

Recent accounting pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 amends ASC Topic 310-10-50, “Receivables – Overall – Disclosure” by requiring that more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for credit losses related to financing receivables and how it manages credit exposures. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. For public entities, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Accordingly, the Company will adopt such requirements as of the end of its first quarter of fiscal 2011. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Accordingly, the Company will adopt such requirements effective beginning with its second quarter of fiscal 2011. The Company is currently evaluating the impact of ASU No. 2010-20 on its financial statement disclosures.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”), an amendment to ASC Topic 855, “Subsequent Events.” ASU No. 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The guidance in ASU No. 2010-09 became effective upon issuance. Accordingly, the Company adopted ASU No. 2010-09 in its second quarter of fiscal year-end 2010. The adoption of ASU No. 2010-09 did not have an impact on the Company’s consolidated condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU No. 2010-06”), an amendment to ASC Topic 820. ASU No. 2010-06 amends ASC Topic 820 to add new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, “Compensation – Retirement Benefits – Defined Benefits Plans – General – Disclosure,” to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance in ASU No. 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption.

Accordingly, the Company adopted ASU No. 2010-06 in its second quarter of fiscal year-end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be adopted for the Company’s fiscal year-end 2012. Since the Company did not have any transfers into and out of Levels 1 and 2, the adoption of ASU No. 2010-06 did not have an impact on the Company’s consolidated condensed financial statements. Similarly, since the Company does not own any Level 3 financial instruments, the adoption of this portion of ASU No. 2010-06 for fiscal year-end 2012 is not expected to have an impact on the Company’s consolidated financial statements.

Maxconcept International Holdings, Inc.
 (A Development Stage Company)
Notes to Financial Statements
July 31, 2010

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Company’s financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard.

Adoption of the ASC did not have a material impact on the Company’s financial statements, but references in the Company’s notes to financial statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, FASB issued FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The adoption of these revised provisions did not have a material impact on the Company’s Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s financial statements.

 Maxconcept International Holdings, Inc.
 (A Development Stage Company)
Notes to Financial Statements
July 31, 2010

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s financial statements.

Other accounting standards that have issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,872 and net cash used in operations of $2,222 for the year ended July 31, 2010; and a working capital deficit of $28,254, deficit accumulated during the development stage of $28,255 and a stockholder’s deficit of $28,254 at July 31, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Loan Payable – Related Party

During the year ended July 31, 2010, the Company’s stockholder loaned the Company $24,231. These advances are non-interest bearing, unsecured and due on demand.

Note 4 Stockholder’s Deficit

During the year ended July 31, 2010, the Company issued 100,000 shares of common stock to its founder, having a fair value of $1 ($0.00001/share), for pre-incorporation services.

 Maxconcept International Holdings, Inc.
 (A Development Stage Company)
Notes to Financial Statements
July 31, 2010

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

The Company has a net operating loss carry forward for tax purposes totaling $28,255 at July 31, 2010, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at July 31, 2010 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$9,606
Total deferred tax assets	9,606
Less: valuation allowance	(9,606)
Net deferred tax asset recorded	$-

The valuation allowance at July31, 2009 was $8,290. The net change in valuation allowance during the year ended July 31, 2010, was an increase of $1,316.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2010.

The actual tax benefit differs from the expected tax benefit for the year ended July 31, 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

Expected tax expense (benefit) - Federal	$(1,316)
Change in valuation allowance	1,316
Actual tax expense (benefit)	$-

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of July 31, 2010.

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

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

Our executive officer’s and director’s and their respective ages as of November 1, 2010 are as follows:

Name	Age	Position

Wong Wa Kei Anthony	44	President and Director

Wong Wa Kei Anthony, President and Director, was previously working in the corporate finance field and various consulting jobs working on listing services in the Hong Kong and US Capital markets.  He performed consulting jobs for corporate clients in Hong Kong.  Mr. Wong also serves as president and director of Asia Health and Beauty Treasure Inc., China Advanced MediTech, Inc., China Timber Work Enterprise Inc. and China Metallic Resources, Inc.  Mr. Wong received a BBA in 1988 from Georgia State University.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 1, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Wong Wa Kei Anthony (1) Room 405, 4/F., Wing Ming Industrial Centre 15 Cheung Yue Street, Cheung Sha Wan Kowloon, Hong Kong	100,000	(1)	100%

(1)	Wong Wa Kei Anthony serves as President and Director of the Company.

Item 13.          Certain Relationships and Related Transaction, and Director Independence

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B (discuss with me).

Item 14.          Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for fiscal year ended July 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	July 31, 2010	July 31, 2009
Audit Fees	$1,000	$6,500
Audit Related Fees	-	-
Tax Fees	465	1,375
All Other Fees	2,407	2,707
Total	$3,872	$10,582

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

Dated: November 1, 2010

By /s/ Wong Wa Kei Anthony
      Wong Wa Kei Anthony
      President, Secretary,
      Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wong Wa Kei Anthony	President, Secretary, Chief Financial Officer and Director	November 1, 2010
Wong Wa Kei Anthony